Form 10-Q
period 2016-08-31
Koo'Toor Design Inc.
filed 2016-10-14
CIK 1679629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-212541
Commission File Number

Koo’Toor Design, Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-2600442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

116 Grove Street, Roseville, California	95678
(Address of principal executive offices)	(Zip Code)

(714) 975-1043
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

63,000,000 common shares outstanding as of October 10, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Koo’Toor Design, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statement of Operations	F-2
Statement of Cash Flows	F-3
Notes to Unaudited Financial Statements	F-4 to F-6

KOO’TOOR DESIGN, INC.
BALANCE SHEETS
	August 31, 2016 (Unaudited)	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,214	$250
Deposit on furnishings	1,260	-
Deferred financing costs	60,000	-
Total current assets	62,474	250

TOTAL ASSETS	$62,474	$250

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,488	$-
Accounts payable, related parties	4,000	1,000
Advances, related parties	5,323	925
Customer deposit	1,083	150
Total current liabilities	13,894	2,075

Total liabilities	13,894	2,075

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 63,000,000 and 60,000,000 shares issued and outstanding at August 31, 2016 and May 31, 2016, respectively	63,000	60,000
Additional paid in capital	57,000	-
Accumulated Deficit	(71,420)	(61,825)
Total stockholder’s equity (deficit)	48,580	(1,825)
TOTAL LIABILITIES &STOCKHOLDERS' EQUITY	$62,474	$250

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended August 31, 2016
Net sales	$-
Cost of goods sold	-
Gross profit	-

Operating expenses:
Professional fees	4,339
Management fees	3,000
General and administrative expenses	2,256
Total operating expenses	9,595

Loss from operations	(9,595)

Net (loss)	$(9,595)

Net (loss) per common shares (basic and diluted)	$(0.00)

Weighted average shares outstanding - Basic and diluted	62,967,391

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF CASH FLOWS
Three Months Ended August 31, 2016
Cash Flows from Operating Activities
Net loss	$(9,595)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(1,260)
Accounts payable and accrued liabilities	3,488
Accounts payable, related party	3,000
Advances from related party	4,398
Customer deposits	933
Net cash provided (used by) operating activities	964

Cash Flows from Investing Activities
Net cash provided from investing activities	-

Cash Flows from Financing Activities
Net cash provided from financing activities	-

Increase (decrease) in cash and cash equivalents	964
Cash and cash equivalents at beginning of period	250
Cash and cash equivalents at end of period	$1,214

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing activities
Shares issued for deferring financing cost	$60,000

 The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Koo’Toor Design Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2016.  We are a recently organized company that engages in the sale of furniture and home accessories. With funding we intend to sell furniture and accessories from storefront locations, but to begin, we plan to make house calls, and sell online. Our website is www.kootoordesign.com.  Our plan is to have our first store location in Roseville, California with plans to open up to 10 stores in California over time. On May 4, 2016, Mr. Ruben Gonzales, our Company’s founder, was appointed President and Director of the Company.  Mr. Gonzales is currently our sole officer and director of the Company. Our headquarters are located at 116 Grove Street Roseville, CA 95678.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan.
Financial Statement Presentation:  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended August 31, 2016, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2016, included in the Company’s Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on August 18, 2016

Fiscal year end: The Company has selected May 31 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

 Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at August 31, 2016 and May 31, 2016 is $Nil.

Inventories: Presently the Company is a reseller of furniture and home accessories and as such will not maintain inventory as all items are direct drop shipped to customers when ordered and no inventory is held on hand as a result.

Warranty: The Company is a reseller of products which are shipped to our customers directly from the manufacturer and as a result, there are no costs that may be incurred by the Company under the terms of the limited warranty provided by the manufacturers directly to the purchasers. We do not provide any provisions for obligations which may arise under manufacturer’s warranties and therefore at no time incur any warranty liabilities.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three months ended August 31, 2016.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income taxes: The Company has adopted ASC Topic 740, “Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements:

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

3.	RESELLER AGREEMENT

On May 4, 2016 the Company entered into a reseller agreement with Z3 LLC under which the Company has reseller rights for the Curator Collection featuring designs by Calvin Klein.   Under the terms of the agreement Koo’Toor agreed to open a minimum of two Northern California and two South California stores during calendar year 2016 which stores must include a significant presentation of the Curator collection.  In addition, together, the four proposed stores throughout California, must generate a minimum of $750,000 of wholesale purchases of the Curator collection in the first twelve months from the first store opening date in order to retain the reseller contract with Z3 LLC. A review of the initial status of the four stores will be undertaken after the first nine months of operation to determine eligibility for maintaining the reseller contract with Z3 LLC.

On August 10, 2016 the Company entered into a revision to the Reseller agreement with Z3 LLC originally entered into on May 4, 2016.  Under the revised terms, the Company agreed to open a minimum of two Northern California and two South California stores over a period of 12 months following the opening of the first store, which stores must include a significant presentation of the Curator collection.  In addition, the four stores together must generate a minimum of $750,000 of wholesale purchases of the Curator collection in the first twelve months from initial store opening date. A review of the initial status of the four stores will be undertaken after the first twelve months of operation to determine eligibility for ongoing maintenance of contract.  If for any reason the combined sales of the four locations are less than $750,000 in the first year after the initial store is opened, under the terms of the agreement, all parties agree to work together to reach that minimum goal during the subsequent twelve months or lower the expected minimum in order to reach a realistic sales goal to maintain the Curator Collection.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CUSTOMER DEPOSITS

As at August 31, 2016 and May 31, 2016 the Company has recorded total customer deposits of $1,083 and $150, respectively, in respect to the purchase of furnishings totaling $4,133 and $3,200, respectively, net of tax and delivery charges.

5.	CONSULTING AGREEMENT and DEFERRED FINANCING COSTS

On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Markets through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, DTC eligibility, a trading symbol and listing on OTC Markets.  As compensation under the consulting agreement S-1 Services has been issued 3,000,000 shares of the Company’s common stock at $0.02 per share for a value of $60,000.

The $60,000 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs as the Company has received a notice of effectiveness for its registration statement and has commenced fundraising efforts.

6.	COMMON STOCK

The Company has authorized 100,000,000 shares with par value of $0.001.

Effective May 4, 2016 the Company issued 60,000,000 shares of common stock as a signing bonus valued at $60,000 or $0.001 per share, to our President, Mr. Ruben Gonzales.

On June 1, 2016 the Company issued a total of 3,000,000 shares of the Company’s common stock at $0.02 per share for a value of $60,000 in respect to a service agreement with S-1 Services LLC.

As at August 31, 2016 there were 63,000,000 shares issued and outstanding.

7.	RELATED PARTY TRANSACTIONS

On May 4, 2016, the Company entered into twelve-month agreement for management services with Mr. Ruben Gonzales. Under the agreement the Company issued 60,000,000 shares as a bonus to Mr. Ruben Gonzales and shall pay $1,000 monthly in cash consideration.  There has been $4,000 accrued and recorded as Accounts Payable, Related party, in relation to services rendered at August 31, 2016 by Mr. Gonzales.

During the period ended August 31, 2016 Mr. Gonzales advanced $5,323 for operating expenses as they were incurred which amounts are noted on the Company’s balance sheet as Advances, Related parties, with no specific terms of repayment.

8.	INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 4, 2016 (date of inception) through August 31, 2016 of approximately $71,420, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $24,280 at August 31, 2016. For the three months ended August 31, 2016, the valuation allowance increased by approximately $3,260.

All tax years from inception remain open for examination by the Internal Revenue Service.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Koo’Toor Design, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 116 Grove Street Roseville, CA 95678.Our telephone number is (714) 975-1043.

Our company was incorporated in the State of Nevada on May 4, 2016.  We are a recently organized company that engages in the sale of furniture and home accessories. With funding we intend to sell furniture and accessories from storefront locations, but to begin, we plan to make house calls, and sell online.

Our website is www.kootoordesign.com.  Our plan is to have our first store location in Roseville, California with plans to open up to 10 stores in California over time.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended August 31, 2016 and audited financial statements for the year ended May 31, 2016, along with the accompanying notes.

At August 31, 2016 we had cash on hand of  $1,214 (May 31, 2016 - $250), total assets of $62,474 (May 31, 2016 - $250) and liabilities of $73,894 (May 31, 2016 - $2,075). We must secure additional funds in order to continue our business. While we have commenced sales of securities under our Form S-1 offering, to date we have only raised limited funds and we may be required to secure additional financing to fund future filings. We believe that we will be able to obtain loans as they may be required from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for the next twelve months, net of any amounts accrued for management fees). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three months ended August 31, 2016:

For the three months ended August 31, 2016

While we have received two initial orders for furnishings, we have not yet generated revenues from these sales.  Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. Additionally, we continue to incur administrative costs related to the execution of our business plan and the filing requirements as a public issuer. Such administrative costs totaled $9,595 during the three months ended August 31, 2016.

Contractual Obligations and Other Commitments

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

 Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the three months ended August 31, 2016.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.          CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our Company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.        RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016 the Company issued 3,000,000 shares of the Company’s common stock at $0.02 per share for a value of $60,000 in respect to a services agreement with S-1 Services LLC.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Koo’Toor Design, Inc.*
3.2	Bylaws of Koo’Toor Design, Inc.*
10.1	Management Agreement between the Company and Ruben Gonzales dated May 4, 2016*
10.2	Agreement for consulting services between the Company and S-1 Services LLC.*
10.3	Reseller agreement between the Company and Z3 LLC dated May 4, 2016*
10.4	Revised Reseller agreement between the Company and Z3 LLC dated August 10, 2016*
10.5	Form of Subscription Agreement *
31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.INS	XBRL INSTANCE DOCUMENT (1)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA (1)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (1)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (1)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE (1)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (1)
 *Previously filed
(1)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Koo’Toor Design, Inc.

Date:	October 14, 2016	By:	/s/ Ruben Gonzales
		Name:	Ruben Gonzales
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director