Form 10-Q/A
period 2016-08-31
Koo'Toor Design Inc.
filed 2017-01-23
CIK 1679629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended August 31, 2016, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 14, 2016 (the “Original Filing”), is being filed in its entirety for the purpose of restating our unaudited condensed financial statements as of and for the three months ended August 31, 2016 and the corresponding financial data. The restatement is the result of an error in the accounting for the recognition of professional expenses associated certain services provided.  As compensation under a certain contract the consultant received shares for services to be provided including: preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, DTC eligibility, a trading symbol and listing on OTC Markets.  As such the Company is restating its financial statements to eliminate any costs incurred for professional fees and associated expenses which should have been borne by the Consultant and were erroneously included in the Company's Statement of Operations. Refer to Note 3 of the restated financial statements included herein for details of these adjustments.

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on October 14, 2016.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Unaudited Statement of Operations	F-2
Unaudited Statement of Cash Flows	F-3
Notes to the Unaudited Financial Statements	F-4 to F-8

KOO’TOOR DESIGN, INC.
BALANCE SHEETS

	August 31, 2016 (As Restated) (Unaudited)	May 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$1,214	$250
Deposit on furnishings	1,260	-
Other receivable	3,000	-
Deferred financing costs	60,000	-
Total current assets	65,474	250

TOTAL ASSETS	$65,474	$250

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable, related parties	4,000	1,000
Advances, related parties	8,193	925
Customer deposit	1,083	150
Total current liabilities	13,276	2,075

Total liabilities	13,276	2,075

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 63,000,000 and 60,000,000 shares issued and outstanding at August 31, 2016 and May 31, 2016, respectively	63,000	60,000
Additional paid in capital	57,000	-
Accumulated Deficit	(67,802)	(61,825)
Total stockholder’s equity (deficit)	52,198	(1,825)
TOTAL LIABILITIES &STOCKHOLDERS' EQUITY (DEFICIT)	$65,474	$250

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended August 31, 2016
(As Restated)

Net sales	$-
Cost of goods sold	-
Gross profit	-

Operating expenses:
Management fees	3,000
General and administrative expenses	2,977
Total operating expenses	5,977

Loss from operations	(5,977)

Net (loss)	$(5,977)

Net (loss) per common shares (basic and diluted)	$(0.00)

Weighted average shares outstanding - Basic and diluted	62,967,391

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended August 31, 2016
(As Restated)

Cash Flows from Operating Activities
Net loss	$(5,977)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(1,260)
Other receivable	(3,000)
Accounts payable, related party	3,000
Advances from related party	7,268
Customer deposits	933
Net cash provided (used by) operating activities	964

Cash Flows from Investing Activities
Net cash provided from investing activities	-

Cash Flows from Financing Activities
Net cash provided from financing activities	-

Increase (decrease) in cash and cash equivalents	964
Cash and cash equivalents at beginning of period	250
Cash and cash equivalents at end of period	$1,214

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing activities
Shares issued for deferring financing cost	$60,000

 The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To date, our activities have been limited to formation, completion of a Form S-1 Registration Statement to assist in the raising of equity capital, and the development of a business plan. We have only recently commenced our first sales.

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

The Company has experienced net losses to date, and it has not generated revenue from operations. The Company will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

3.	RESTATEMENT OF FINANICAL STATEMENTS

On June 1, 2016, the Company entered into a consulting agreement with a consultant who is in the business of assisting private companies in the process of going public and getting listed on the OTC Markets through the Form S-1 Registration. Under the terms of the consulting agreement, the Consultant shall provide certain services with respect to the Form S-1 Registration Statement, from commencement and preparation of the Form S-1 to receipt of Notice of Effectiveness, retention and payment of the required legal and accounting professionals, and thereafter to work with a market maker to provide a completed and accepted Form 15c2-11 with FINRA, DTC eligibility, a trading symbol and listing on OTC Markets.  As compensation under the consulting agreement S-1 Services has received 3,000,000 shares of the Company’s common stock at $0.02 per share for a value of $60,000.

The restatement is the result of an error in the accounting for the recognition of professional expenses associated with services provided by the aforementioned consultant.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	RESTATEMENT OF FINANICAL STATEMENTS

Balance Sheet at August 31, 2016:

	As Previously Reported	Restatement Adjustments	As Restated
Other receivable	$-	$3,000	$3,000
Total current assets	62,474	3,000	65,474

Total Assets	$62,474	$3,000	$65,474

Accounts payable	$3,488	$(3,488)	$-
Advances, related parties	5,323	2,870	8,193
Total current liabilities	13,894	(618)	13,276
Total liabilities	13,894	(618)	13,276

Accumulated Deficit	(71,420)	3,618	(67,802)
Total stockholders’ equity (deficit)	48,580	3,618	52,198
Total liabilities and stockholder’s equity	$62,474	$3,000	$65,474

Statement of operations for the three months ended August 31, 2016:

	As Previously Reported	Restatement Adjustments	As Restated
Professional fees	$4,339	$(4,339)	$-
General and administrative expenses	2,256	721	2,977
Total operating expenses	9,595	(3,618)	5,977

Loss from operations	(9,595)	3,618	(5,977)

Net (loss)	$(9,595)	$3,618	$(5,977)

4.	RESELLER AGREEMENT

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

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	CUSTOMER DEPOSITS

As at August 31, 2016 and May 31, 2016 the Company has recorded total customer deposits of $1,083 and $150, respectively, in respect to the purchase of furnishings totaling $4,133 and $3,200, respectively, net of tax and delivery charges.

6.	CONSULTING AGREEMENT and DEFERRED FINANCING COSTS

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

7.	COMMON STOCK

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

As at August 31, 2016 there were 63,000,000 shares issued and outstanding.

8.	RELATED PARTY TRANSACTIONS

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

During the period ended August 31, 2016 Mr. Gonzales advanced $7,268 for operating expenses as they were incurred which amounts are noted on the Company’s balance sheet as Advances, Related parties, with no specific terms of repayment.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

9.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 4, 2016 (date of inception) through August 31, 2016 of approximately $67,802, will begin to expire in 2036.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $23,000 at August 31, 2016. For the three months ended August 31, 2016, the valuation allowance increased by approximately $2,000.

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

Corporate Information

The address of our principal executive office is 116 Grove Street Roseville, CA 95678. Our telephone number is (714) 975-1043.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited restated financial statements for the three months ended August 31, 2016 and audited financial statements for the year ended May 31, 2016, along with the accompanying notes.

At August 31, 2016 we had cash on hand of $1,214 (May 31, 2016 - $250), total assets of $65,474 (May 31, 2016 - $250) and liabilities of $13,276 (May 31, 2016 - $2,075). Assets include a deposit on furnishings of $1,260, other receivables of $3,000 and deferred financing costs of $60,000. Liabilities of $13,276 include accounts payable, related parties of $4,000, advances from related parties of $8,193 and customer deposits of $1,083. We must secure additional funds in order to continue our business. While we have commenced sales of securities under our Form S-1 offering, to date we have only raised limited funds and we may be required to secure additional financing to fund future filings. We believe that we will be able to obtain loans as they may be required from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for the next twelve months, net of any amounts accrued for management fees). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three months ended August 31, 2016:

For the three months ended August 31, 2016 (restated)

While we have received two initial orders for furnishings, we have not yet generated revenues from these sales.  Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. Additionally, we continue to incur administrative costs related to the execution of our business plan and the filing requirements as a public issuer. Such administrative costs totaled $5,977 during the three months ended August 31, 2016. Administrative costs include management fees of $3,000 and general and administrative expenses of $2,977.

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

Koo’Toor Design, Inc.

Date:	January 23, 2017	By:	/s/ Ruben Gonzales
		Name:	Ruben Gonzales
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director