Form 10-Q
period 2016-11-30
Koo'Toor Design Inc.
filed 2017-01-23
CIK 1679629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

64,335,000 common shares outstanding as of January 23, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Koo’Toor Design, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets (unaudited)	F-1
Statement of Operations (unaudited)	F-2
Statement of Cash Flows (unaudited)	F-3
Notes to Unaudited Financial Statements	F-4 to F-7

KOO’TOOR DESIGN, INC.
BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,845	$250
Accounts receivable	975	-
Other receivable	3,000	-
Deferred financing costs	60,000	-
Total current assets	90,820	250

TOTAL ASSETS	$90,820	$250

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	6,458	-
Accounts payable, related parties	7,000	1,000
Advances, related parties	8,253	925
Customer deposit	-	150
Total current liabilities	21,711	2,075

Total liabilities	21,711	2,075

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 64,335,000 and 60,000,000 shares issued and outstanding at November 30, 2016 and May 31, 2016, respectively	64,335	60,000
Additional paid in capital	82,365	-
Accumulated Deficit	(77,591)	(61,825)
Total stockholders’ equity (deficit)	69,109	(1,825)
TOTAL LIABILITIES &STOCKHOLDERS' EQUITY (DEFICIT)	$90,820	$250

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2016	Six Months Ended November 30, 2016
Net sales	$1,833	$1,833
Cost of goods sold	1,833	1,833
Gross profit	-	-

Operating expenses:
Professional fees	4,208	4,208
Management fees	3,000	6,000
General and administrative expenses	2,581	5,558
Total operating expenses	9,789	15,766

Loss from operations	(9,789)	(15,766)

Net (loss)	(9,789)	(15,766)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	63,775,495	63,369,235

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended November 30, 2016
Cash Flows from Operating Activities
Net loss	$(15,766)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(975)
Other receivable	(3,000)
Accounts payable	6,458
Accounts payable, related party	6,000
Advances from related party	7,328
Customer deposits	(150)
Net cash provided (used by) operating activities	(105)

Cash Flows from Investing Activities
Net cash provided from investing activities	-

Cash Flows from Financing Activities
Proceeds from shares subscription	26,700
Net cash provided from financing activities	26,700

Increase (decrease) in cash and cash equivalents	26,595
Cash and cash equivalents at beginning of period	250
Cash and cash equivalents at end of period	$26,845

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing activities
Shares issued for deferring financing cost	$60,000

 The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Koo’Toor Design, Inc. (the “Company”) was incorporated in the State of Nevada on May 4, 2016.  We are a recently organized company that engages in the sale of furniture and home accessories. With funding we intend to sell furniture and accessories from storefront locations, but to begin, we plan to make house calls, and sell online. Our website is www.kootoordesign.com.  Our plan is to have our first store location in Roseville, California with plans to open up to 10 stores in California over time. On May 4, 2016, Mr. Ruben Gonzales, our Company’s founder, was appointed President and Director of the Company.  Mr. Gonzales is currently our sole officer and director of the Company. Our headquarters are located at 116 Grove Street Roseville, CA 95678.

To date, our activities have been limited to formation, completion of a Form S-1 Registration Statement to assist in the raising of equity capital, the commencement of fundraising under our Form S-1, and the development of a business plan. We have only recently commenced our first sales.

Financial Statement Presentation:  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended November 30, 2016, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2016, included in the Company’s Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on August 18, 2016

Fiscal year end: The Company has selected May 31 as its fiscal year end.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at November 30, 2016 and May 31, 2016 is $Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the six months ended November 30, 2016.

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

The Company has experienced net losses to date, and it has generated minimal revenue from operations. The Company will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

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

On August 10, 2016 the Company entered into a revision to the Reseller agreement with Z3 LLC originally entered into on May 4, 2016.  Under the revised terms, the Company agreed to open a minimum of two Northern California and two South California stores over a period of 12 months following the opening of the first store, which stores must include a significant presentation of the Curator collection.  As at the date of this report, the Company is in the process of finding a suitable location for the first store and raising additional capital for its first year of operation. The terms of the agreement further provide that, the four stores together must generate a minimum of $750,000 of wholesale purchases of the Curator collection in the first twelve months from initial store opening date. A review of the initial status of the four stores will be undertaken after the first twelve months of operation to determine eligibility for ongoing maintenance of contract.  If for any reason the combined sales of the four locations are less than $750,000 in the first year after the initial store is opened, under the terms of the agreement, all parties agree to work together to reach that minimum goal during the subsequent twelve months or lower the expected minimum in order to reach a realistic sales goal to maintain the Curator Collection.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CUSTOMER DEPOSITS

As at November 30, 2016 and May 31, 2016 the Company has recorded total customer deposits of $nil and $150, respectively, in respect to the purchase of furnishings totaling $nil and $3,200, net of tax and delivery charges.

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

6.	ENGAGEMENT AGREEMENT

On November 1, 2016, the Company entered a six-month engagement agreement with a third party consulting firm, who agreed to advise the Company regarding certain legal, corporation and business operations, and more specifically with regard to public filing and compliance with regard to the Company, a Nevada corporation. Under the terms of the agreement, the Company will compensate the consultant in the amount of $2,000 per month for the review of Form 10-K annual report, Form 10-Q quarterly reports, preparation of Form 8-K’s, preparation of Board Resolutions and preparation and/or review of contractual agreements. During the period the Company has accrued expenses of $2,000 in respect of this contract.

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

During the six months ended November 30, 2016, the Company has received proceeds totaling $26,700 from various parties subscribing for a total of 1,335,000 shares at $0.02 per share under our Form S-1 registration statement.

As at November 30, 2016 there were 64,335,000 shares issued and outstanding.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS

On May 4, 2016, the Company entered into a twelve month agreement for management services with Mr. Ruben Gonzales. Under the agreement the Company issued 60,000,000 shares as a bonus to Mr. Ruben Gonzales and shall pay $1,000 monthly in cash consideration.  There has been $7,000 accrued and recorded as Accounts Payable, related party, in relation to services rendered as at November 30, 2016 by Mr. Gonzales.

During the period ended November 30, 2016 Mr. Gonzales advanced $7,328 for operating expenses as they were incurred which amounts are noted on the Company’s balance sheet as Advances, Related parties, with no specific terms of repayment.

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

Operating loss carry-forwards generated during the period from May 4, 2016 (date of inception) through November 30, 2016 of approximately $77,591, will begin to expire in 2036.   The Company applies a statutory income tax rate 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $26,380 at November 30, 2016. For the six months ended November 30, 2016, the valuation allowance increased by approximately $5,360.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended November 30, 2016 and audited financial statements for the year ended May 31, 2016, along with the accompanying notes.

At November 30, 2016 we had cash on hand of $26,845 (May 31, 2016 - $250), total assets of $90,820 (May 31, 2016 - $250) and liabilities of $21,711 (May 31, 2016 - $2,075). Assets include cash of $26,845, accounts receivable of $975, other receivables of $3,000 and deferred financing costs of $60,000. Liabilities of $21,711 include accounts payable of $6,458, accounts payable, related parties of $7,000, and advances from related parties of $8,253. We must secure additional funds in order to continue our business. While we have commenced sales of securities under our Form S-1 offering, to date we have only raised limited funds totaling $26,700, and we may be required to secure additional financing to fund future filings. We believe that we will be able to obtain loans as they may be required from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for the next twelve months, net of any amounts accrued for management fees). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three and six months ended November 30, 2016:

For the three months ended November 30, 2016

We have received two initial orders for furnishings, but have not yet generated positive earnings from these sales. Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. During the three months ended November 30, 2016 we closed our first purchase order and delivered our first furnishings to a customer.   Costs relative to the shipping for the order were higher than anticipated and as a result the Company was able to recover its cost on the products sold, but did not record any gross profit. We also expensed $1,110 in lost prepaid deposits for furnishings with respect to a second order as the furnishings requested were not able to be fulfilled and the period of time for a refund on the deposit provided to the manufacturer had expired. Additionally, we continue to incur administrative and professional costs related to the execution of our business plan and the filing requirements as a public issuer. Professional costs totaled $4,208 for the three months ended November 30, 2016, management fees totaled $3,000 and general and administrative expenses were $2,581 (inclusive of the aforementioned expense of $1,110 in forfeited deposits noted above).

For the six months ended November 30, 2016

We have received two initial orders for furnishings, but have not yet generated positive earnings from these sales. Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. During the six months ended November 30, 2016 we closed our first purchase order and delivered our first furnishings to a customer.  Costs relative to the shipping for the order were higher than anticipated and as a result the Company was able to recover its cost on the products sold, but did not record any gross profit.  We also expensed $1,110 in lost prepaid deposits for furnishings with respect to a second order as the furnishings requested were not able to be fulfilled and the period of time for a refund on the deposit provided to the manufacturer had expired. Additionally, we continue to incur administrative and professional costs related to the execution of our business plan and the filing requirements as a public issuer. Professional costs totaled $4,208 for the six months ended November 30, 2016, management fees totaled $6,000 and general and administrative expenses were $5,558 (inclusive of the aforementioned expense of $1,110 in forfeited deposits noted above).

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the six months ended November 30, 2016.

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

None.
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