Form 10-Q
period 2017-02-28
Koo'Toor Design Inc.
filed 2017-04-19
CIK 1679629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

63,360,000 common shares outstanding as of April 17, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Koo’Toor Design, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets (unaudited)	F-1
Statement of Operations (unaudited)	F-2
Statement of Cash Flows (unaudited)	F-3
Notes to Unaudited Financial Statements	F-4 to F-7

KOO’TOOR DESIGN, INC.
BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,315	$250
Accounts receivable	975	-
Other receivable	3,000	-
Deferred financing costs	60,000	-
Total current assets	71,290	250

TOTAL ASSETS	$71,290	$250

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	15,149	-
Accounts payable, related parties	10,000	1,000
Advances, related parties	9,213	925
Customer deposit	-	150
Total current liabilities	34,362	2,075

Total liabilities	34,362	2,075

Commitments and Contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value: shares authorized 100,000,000; 63,360,000 and 60,000,000 shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively	63,360	60,000
Additional paid in capital	63,840	-
Accumulated Deficit	(90,272)	(61,825)
Total stockholders’ equity (deficit)	36,928	(1,825)
TOTAL LIABILITIES &STOCKHOLDERS' EQUITY (DEFICIT)	$71,290	$250

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended February 28, 2017	Nine Months Ended February 28, 2017
Net sales	$-	$1,833
Cost of goods sold	-	1,833
Gross profit	-	-

Operating expenses:
Professional fees	7,773	11,981
Management fees	3,000	9,000
General and administrative expenses	1,908	7,466
Total operating expenses	12,681	28,447

Loss from operations	(12,681)	(28,447)

Net (loss)	(12,681)	(28,447)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	63,360,000	63,180,110

The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended February 28, 2017
Cash Flows from Operating Activities
Net loss	$(28,447)
Adjustments to reconcile net loss to net cash provided from operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(975)
Other receivable	(3,000)
Accounts payable	15,149
Accounts payable, related party	9,000
Advances from related party	8,288
Customer deposits	(150)
Net cash provided (used by) operating activities	(135)

Cash Flows from Investing Activities
Net cash provided from investing activities	-

Cash Flows from Financing Activities
Proceeds from shares subscription	26,700
Cancelation of share subscription	(19,500)
Net cash provided from financing activities	7,200

Increase (decrease) in cash and cash equivalents	7,065
Cash and cash equivalents at beginning of period	250
Cash and cash equivalents at end of period	$7,315

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

Supplemental non-cash financing activities
Shares issued for deferring financing cost	$60,000

 The accompanying notes are an integral part of these unaudited financial statements.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To date, our activities have been limited to formation, completion of a Form S-1 Registration Statement to assist in the raising of equity capital, the commencement of fundraising under our Form S-1, and the development of a business plan. We have only recently commenced our first sales. We have not yet raised sufficient funds to open our first retail location.

Financial Statement Presentation:  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended February 28, 2017, are not necessarily indicative of the results that may be expected for the year ending May 31, 2017. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended May 31, 2016, included in the Company’s Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on August 18, 2016

Fiscal year end: The Company has selected May 31 as its fiscal year end.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at February 28, 2017 and May 31, 2016 is $Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the nine months ended February 28, 2017.

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

The Company has experienced net losses to date, and it has generated minimal revenue from operations. The Company will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which includes equity funding under our Form S-1 Registration statement, short-term financing from our officers and director, long-term financing or additional debt financing, to enable the Company to reach profitable operations.

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

As at February 28, 2017 and May 31, 2016 the Company has recorded total customer deposits of $nil and $150, respectively, in respect to the purchase of furnishings totaling $nil and $3,200, net of tax and delivery charges.

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

The $60,000 in costs relating to such Registration Statement will be charged to capital, if our offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs as the Company has received a notice of effectiveness for its registration statement and has commenced fundraising efforts. The Company has not yet completed its fundraising efforts under this Registration Statement.

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

During the period ended February, the Company has returned proceeds totaling $19,500 from various parties subscribing for a total of 975,000 shares at $0.02 per share under our Form S-1 Registration when the subscription forms were rejected.

As at February 28, 2017 there were 63,360,000 shares issued and outstanding.

KOO’TOOR DESIGN, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS

On May 4, 2016, the Company entered into a twelve month agreement for management services with Mr. Ruben Gonzales. Under the agreement the Company issued 60,000,000 shares as a bonus to Mr. Ruben Gonzales and shall pay $1,000 monthly in cash consideration.  There has been $10,000 accrued and recorded as Accounts Payable, related party, in relation to services rendered as at February 28, 2017 by Mr. Gonzales.

During the period ended February 28, 2017 Mr. Gonzales advanced $8,288 for operating expenses as they were incurred.  As at February 28, 2017 a total of $9,213 (May 31, 2016 – $925) is payable to Mr. Gonzales,  which amount is noted on the Company’s balance sheet as Advances, Related parties, with no specific terms of repayment.

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

Operating loss carry-forwards generated during the period from May 4, 2016 (date of inception) through February 28, 2017 of approximately $90,270, will begin to expire in 2036.   The Company applies a statutory income tax rate 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $30,690 at February 28, 2017. For the nine months ended February 28, 2017, the valuation allowance increased by approximately $9,670.

All tax years from inception remain open for examination by the Internal Revenue Service.

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

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

Our company was incorporated in the State of Nevada on May 4, 2016.  We are a recently organized company that engages in the sale of furniture and home accessories. With funding we intend to sell furniture and accessories from storefront locations, but to begin, we plan to make house calls, and sell online.  To date we have not yet raised sufficient funding to undertake operations at store front locations as proposed in our business plan.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended February 28, 2017 and audited financial statements for the year ended May 31, 2016, along with the accompanying notes.

At February 28, 2017, we had cash on hand of $7,315 (May 31, 2016 - $250), total assets of $71,290 (May 31, 2016 - $250) and liabilities of $34,362 (May 31, 2016 - $2,075). Assets include cash of $7,315, accounts receivable of $975, other receivables of $3,000 and deferred financing costs of $60,000. Liabilities of $34,362 include accounts payable of $15,149, accounts payable, related parties of $10,000, and advances from related parties of $9,213. We must secure additional funds in order to continue our business. While we have commenced sales of securities under our Form S-1 offering, to date we have only raised limited funds totaling $7,200, and we will be required to secure additional financing to fund future filings. We believe that we will be able to obtain loans as they may be required from a current shareholder of the Company; however, we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for the next twelve months, net of any amounts accrued for management fees). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

The following disclosures set forth certain items from our unaudited interim statements of operations for the three and nine months ended February 28, 2017:

For the three months ended February 28, 2017

We have received two initial orders for furnishings, but have not yet generated positive earnings from these sales. Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. During the three months ended February 28, 2017 we did not close any additional on line sales.   We continue to incur administrative and professional costs related to the execution of our business plan and the filing requirements as a public issuer. Professional costs totaled $7,773 for the three months ended February 28, 2017, management fees totaled $3,000 and general and administrative expenses were $1,908 for a total of $12,681 in operational losses.

For the nine months ended February 28, 2017

We have received two initial orders for furnishings, but have not yet generated positive earnings from these sales. Certain of the furnishings we resell are custom made and require several months from initial order to delivery to the customer. During the nine months ended February 28, 2017 we closed our first purchase order and delivered our first furnishings to a customer.  Costs relative to the shipping for the order were higher than anticipated and as a result the Company was able to recover its cost on the products sold, but did not record any gross profit.  We also expensed $1,110 in lost prepaid deposits for furnishings with respect to a second order as the furnishings requested were not able to be fulfilled and the period of time for a refund on the deposit provided to the manufacturer had expired. We had no additional orders during the three months ended February 28, 2017.  Additionally, we continue to incur administrative and professional costs related to the execution of our business plan and the filing requirements as a public issuer. Professional costs totaled $11,981 for the nine months ended February 28, 2017, management fees totaled $9,000 and general and administrative expenses were $7,466 (inclusive of the aforementioned expense of $1,110 in forfeited deposits noted above).  As a result we recorded a net loss from operations of $28,447 during the nine months ended February 28, 2017.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the nine months ended February 28, 2017.

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

Koo’Toor Design, Inc.

Date:	April 19, 2017	By:	/s/ Ruben Gonzales
		Name:	Ruben Gonzales
		Title:	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer & Director